Form 10-K
period 2006-12-31
SASCO 2006-AM1
filed 2007-03-30
CIK 1359981

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



      For the transition period from                   to


       Commission file number:  333-129480-04

       Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1 (exact name of issuing entity as specified in its charter)

       Structured Asset Securities Corporation (depositor)
       (exact name of the Registrant as specified in its charter)

       Lehman Brothers Holdings Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                           74-2440850
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        None


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



           ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

Litigation concerning Aames Investment Corporation

         Effective as of October 1, 2006, Accredited Home Lenders Holding Co., a Delaware corporation ("LEND") acquired Aames Investment Corporation, a Maryland corporation ("Aames") pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames was a public REIT formed in February 2004 to originate and sell high yielding, non-prime residential mortgage loans. LEND paid a total of $77.6 million in cash and issued approximately 4.4 million shares of its common stock to the shareholders of Aames as consideration for the acquisition for a total consideration of $235 million. Accredited Home Lenders Inc. ("Accredited") is a wholly owned subsidiary of LEND.

         Because the nature of Accredited's business involves the collection of numerous accounts and compliance with federal, state and local lending laws, the originator is subject to claims and legal actions in the ordinary course of its business. Like a number of other consumer finance companies, Accredited is subject to certain class-action lawsuits alleging violations of various federal and state consumer protection laws and other laws. Accredited intends to defend or seek other resolution of these lawsuits and, except as described below, Accredited either does not believe that their resolution will have a material adverse effect on its financial position or results of operations or has not been able to make a determination regarding the ultimate outcome of the matter or the amount of potential liability. In addition to the class actions disclosed in Accredited public filings, Accredited is subject to the lawsuit described below.

         In March 2006, Accredited was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George's County, Maryland. The complaint alleges that Accredited's origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the "SMLL") and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On April 13, 2006, Accredited removed the action to the United States District Court, District of Maryland. On May 15, 2006, Accredited filed a motion to dismiss plaintiffs' second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that Accredited's origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On January 16, 2007, Accredited filed a motion to dismiss this new claim on the basis that the SMLL's prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. The court has not yet ruled on this motion. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff's remaining individual claims or the remaining claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. Accredited intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

         In October 2006, by virtue of the merger of LEND and Aames Investment Corporation ("AIC"), and the related merger of certain subsidiaries of LEND and AIC, LEND and certain of its subsidiaries succeeded to the litigation interests of AIC and certain of its subsidiaries. Two of those matters, Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), are class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced above. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs' individual claims or the claims of the putative class. LEND and each affected subsidiary intends to continue to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

         In October 2006, as a result of the merger referenced above, Accredited succeeded to the position of Aames Funding Corporation ("AFC") under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution's requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class. Accredited intends to continue to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

         In December 2006 a class action complaint, Sierra v. Aames Home Loan, was filed in Superior Court for Los Angeles County, California. As a result of the merger referenced above, Accredited has succeeded to the interest of Aames Home Loan (a trade name of AFC) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit. Because the complaint has not yet been served, Accredited has not filed an answer. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. Accredited intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Item 15 Exhibits (33) and (34).

            Wells Fargo Bank, N.A.'s [Servicer] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[i], and the related registered public accounting firm's attestation report, attached to this report on Form 10-K as
            Exhibit 34[i], identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), the Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided; with respect to
            Item 1122(d)(4)(vii), the Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

            Wells Fargo Bank, N.A.'s [Securities Administrator] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[j], and the related registered public accounting firm's attestation report, attached to this report
            Exhibit 34[j], identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), certain monthly investor or remittance reports included errors in the calculation and/or reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See item 15 exhibit (35)




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Trust Agreement dated as of April 1, 2006, by and among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator and Clayton Fixed Income Services Inc., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12,
2006).

Amendment No. 1 to the Trust Agreement dated as of August 24, 2006, among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator and Clayton Fixed Income Services Inc., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on August 29, 2006).

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>
      g) U.S. Bank, National Association, as Trustee <F1>
      h) U.S. Bank, National Association, as Paying Agent <F1>
      i) Wells Fargo Bank, N.A., as Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>
      g) U.S. Bank, National Association, as Trustee <F1>
      h) U.S. Bank, National Association, as Paying Agent <F1>
      i) Wells Fargo Bank, N.A., as Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      e) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      i) Wells Fargo Bank, N.A., as Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1 (Issuing Entity)

    Aurora Loan Services LLC
    (Master Servicer)

    /s/ E. Todd Whittemore
    E. Todd Whittemore, Executive Vice President

    Date:      March [ ], 2007


  Exhibit Index

  Exhibit No.

   (4) Trust Agreement dated as of April 1, 2006, by and among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator and Clayton Fixed Income Services Inc., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12,
2006).

Amendment No. 1 to the Trust Agreement dated as of August 24, 2006, among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator and Clayton Fixed Income Services Inc., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on August 29, 2006).

   (10) Incorporated by reference as Exhibit (4).


   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      d) Deutsche Bank National Trust Company, as Custodian
      e) JPMorgan Chase Bank, N.A., as Named Servicer
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      g) U.S. Bank, National Association, as Trustee
      h) U.S. Bank, National Association, as Paying Agent
      i) Wells Fargo Bank, N.A., as Servicer
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      d) Deutsche Bank National Trust Company, as Custodian
      e) JPMorgan Chase Bank, N.A., as Named Servicer
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      g) U.S. Bank, National Association, as Trustee
      h) U.S. Bank, National Association, as Paying Agent
      i) Wells Fargo Bank, N.A., as Servicer
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      e) JPMorgan Chase Bank, N.A., as Named Servicer
      i) Wells Fargo Bank, N.A., as Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC, as Sub-Servicer, Clayton Fixed Income Services, Inc, as Credit Risk Manager, Deutsche Bank National Trust Company, as Custodian, JPMorgan Chase Bank, N.A., as Named Servicer, Regulus Group LLC as Sub-Contractor, U.S. Bank, National Association, as Trustee, U.S. Bank, National Association, as Paying Agent, Wells Fargo Bank, N.A., as Servicer, Wells Fargo Bank, N.A., as Securities Administrator, and ZC Sterling Insurance Agency, Inc. as Sub-Contractor.

     Dated:    March [ ], 2007

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


EX-33 (a)
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Certification Regarding Compliance with Applicable Servicing Criteria

1. Aurora Loan Services LLC ("Aurora"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Master Servicing Platform") include asset-backed securities transactions for which Aurora acted as master servicer, registered on or after January 1, 2006, involving residential mortgage loans;

2. Aurora has not engaged vendors (the "Vendors") to perform significant activities pertaining to the applicable servicing criteria;

3. Except as set forth in paragraph 4 below, Aurora used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Aurora based on the activities it performs with respect to the Master Servicing Platform as of December 31, 2006 and for the Reporting Period;

5. Aurora has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Master Servicing Platform taken as a whole;

6. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Aurora's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period.

March 13, 2007

Aurora Loan Services LLC

By: /s/ E. Todd Whittemore
Name:  E. Todd Whittemore
Title: Executive Vice President


1 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreement

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted                                                        X^1
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the pool assets are                                                          X^1
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount        X
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of           X
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other                                                       X^1
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained              X
                 (e.g., with respect to commingling of cash) as set
                 forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with               X
                 respect to a foreign financial institution means a
                 foreign financial institution that meets the
                 requirements of Section 240.13k-1(b)(1) of this
                 chapter.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent                                                             X^1
                 unauthorized access.



2 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts,
                 including custodial accounts and related bank clearing
                 accounts. These reconciliations: (A) Are mathematically
                 accurate; (B) Are prepared within 30 calendar days
                 after the bank statement cutoff date, or such other
                 number of days specified in the transaction agreements;       X
                 (C) Are reviewed and approved by someone other than
                 the person who prepared the reconciliation; and (D)
                 Contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days
                 of their original identification, or such other number
                 of days specified in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports: (A) Are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) Provide
                 information calculated in accordance with the terms           X^2,3                                          X^2
                 specified in the transaction agreements; (C) Are filed
                 with the Commission as required by its rules and
                 regulations; and (D) Agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and         X^3
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the servicer's investor records, or          X^3
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,        X^3
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as
                 required by the transaction agreements or related pool                                                       X
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as                                                         X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.



3 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made
                 in accordance with the related pool asset documents
                 are posted to the applicable servicer's obligor records
                 maintained no more than two business days after receipt,                                                     X
                 or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree
                 with the servicer's records with respect to an obligor's                                                     X
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's pool asset (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized                                                     X^1
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are                                                           X^1
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,                                                        X
                 and describe the entity's activities in monitoring
                 delinquent pool assets including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
                 or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 pool assets with variable rates are computed based on                                                        X
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) Such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on
                 at least an annual basis, or such other period specified
                 in the transaction agreements; (B) Interest on such
                 funds is paid, or credited, to obligors in accordance                                                        X
                 with applicable pool asset documents and state laws;
                 and (C) Such funds are returned to the obligor within
                 30 calendar days of full repayment of the related pool
                 asset, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,                                                              X
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements,

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 servicer's funds and not charged to the obligor, unless                                                      X
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                                                            X
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.



4 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectable accounts
                 are recognized and recorded in accordance with the            X
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified
                 in Item 1114(a)(1) through (3) or Item 1115 of this                                                          X
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.




1 Aurora did not perform the activity described in this criteria as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

2 For criterion 1122(d)(3)(i)(C), Aurora did not perform the activity described in this criterion as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

3 Aurora is defining the "Investor" as the party to whom we report and remit under the applicable transaction agreement.


5 of 5






EX-33 (b)
(logo) CHASE
CHF - Subprime

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
Date: 02/26/2007

Signed: /s/ Jim Miller
Title: Senior Vice President
Date: 02/26/2007

(page)


CHF - Subprime

EXHIBIT A

                                                                                                        INAPPLICABLE
                                                                                 APPLICABLE               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA            CRITERIA
                                                                Performed by    Performed by
Reference                        Criteria                         Servicer        Vendors

                   General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted            X^1
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)     If any material servicing activities              X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)    Any requirements in the transaction                                                        X
                   agreements to maintain a back-up servicer
                   for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited          X              X^2
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)     The related accounts for the                      X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)     Unissued checks are safeguarded so as             X
                   to prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a                 X              X^3
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are: (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transactions agreements.
2 An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
3 Two vendors prepare account reconciliations on disbursement clearing accounts.

(page)


                   Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those             X^4
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated            X^5
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)    Disbursements made to an investor are             X^6
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the             X^7
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans                                                      X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)     Mortgage loans and related documents are                                                      X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any         X
                   payoffs, made in accordance with related
                   mortgage loans documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the              X
                   mortgage loans agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or              X
                   status of an obligor's mortgage loans (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

4 The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
5 The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
6 Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
7 The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.


(page)


1122(d)(4)(vii)    Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts            X
                   are maintained during the period a mortgage
                   loans is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent mortgage loans including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates            X
                   of return for mortgage loans with variable
                   rates are computed based on the related
                   mortgage loans documents.

1122(d)(4)(x)      Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's mortgage loans documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable mortgage loan
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related mortgage loans, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor             X              X^8
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                     X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other                                                          X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.

8 Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.





EX-33 (c)
(logo) CLAYTON

Certification Regarding Compliance with Applicable Servicing Criteria

1. Clayton Fixed Income Services Inc. ("CFIS") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"),. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: FFMLT 2006-FFB; SAIL 2006-2; SAIL 2006-3; SAIL 2006-4; SAIL 2006-BNC1; SAIL 2006-BNC2; SASCO 2006-AM1; SASCO 2006-BC1; SASCO 2006-BC2;
     SASCO 2006-BC3; SASCO 2006-BC4; SASCO 2006-BC6; and Soundview 2006-EQ2.

2. The criteria listed in the column titled "Performed by CFIS" in Appendix A are those criteria applicable (in part) to the Platform under paragraph (d) of 1122 of Regulation AB and are those criteria for which this certification is required pursuant to the terms and conditions of the various trust agreements and/or pooling and servicing agreements (the "Transaction Documents") through which CFIS was retained to act as credit risk manager;

3. CFIS can only certify compliance with sub-parts (A) and (B) of the criteria set forth in 1122(d)(3)(i) because sub-parts (C) and (D) are not within the scope of services CFIS has been retained to provide to the Trusts.

     A. With respect to subparts (A) and (B) of 1122(d)(3)(i), management identified certain instances where component sections specified in the Transaction Documents were not included in a given month's credit risk manager report. These instances related to one of the following: (i) a loss analysis was not included; (ii) a mortgage insurance analysis was not included; or (iii) the standard default assumption (SDA) analytic was not included. In assessing the Platform, CFIS identified one instance where an SDA analytic should have been included but was not, in the January 2007 Credit Risk Manager Report for SASCO 2006-AM1 (which reports on the December 2006 distribution); management does not consider this to be a material instance of non-compliance with respect to the Platform as a whole. Management believes that items (i), (ii), and (iii) above occurred for the following reasons, respectively: (i) the relevant Trust had not incurred any losses as of the date of the report; (ii) the relevant Trust did not have a mortgage insurance policy or there had been no mortgage insurance activity as of the date of the report; and (iii) there was insufficient or statistically insignificant data available to generate the applicable analytic component. With respect to the Soundview 2006-EQ2 transaction, the component sections that were not included related to the prepayment analysis (CPR) and standard default assumption (SDA) components of the analytics reporting specified in the Transaction Documents. Although the original Transaction


(page)


(logo) CLAYTON

          Documents for Soundview 2006-EQ2 have not been formally amended, the sponsor of these securitizations has indicated to CFIS that these reports should be excluded from the reports provided by CFIS. Management does not consider the foregoing to be a material instance of non-compliance with respect to the Platform as a whole.

     B. With respect to subpart (C) of 1122(d)(3)(i), CFIS is not required to file its reports with Securities Exchange Commission; per the Transaction Documents, the CFIS reports are to be included in the monthly filing responsibility for filing with the Commission rests with a party other than CFIS. Accordingly, the certification contained herein with respect to the Platform applies only to CFIS delivering its reports to the applicable third party responsible for including CFIS' reports with the Commission in accordance with the Commission's rules and regulations.

     C. With respect to subpart (D) of 1122(d)(3)(i), CFIS is not responsible under the Transaction Documents for ensuring that its reports "agree with investors' or the trustee's records as to the total unpaid principal balance and number of pool assets serviced by the Servicer." CFIS' role (in part) in the transactions in which it is retained is to provide oversight functions with respect to the servicers in such transactions and to identify issues in the areas of collateral reporting. In connection with such role, CFIS would report on discrepancies it identifies between the balance and number of pool assets as reported by the various transaction fiduciaries.

4. Those criteria listed in the column "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to CFIS based on the activities it performs with respect to the Platform;

5. Subject to the foregoing, CIFS has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. Hein & Associates, a registered public accounting firm, has issued an attestation report on CFIS' assessment of compliance with the applicable servicing criteria for the Reporting Period. Such report is attached hereto.


[Remainder of page intentionally left blank]


(page)


(logo) CLAYTON


March 15, 2007

Clayton Fixed Income Services Inc.

By: /s/ Kevin J. Kanouff

Name:  Kevin J. Kanouff
Title: President





EX-33 (d)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (e)
(logo) CHASE

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association
Signed: /s/ David Lowman
Name:   David Lowman
Title:  Executive Vice President
Date:   02/26/2007


(page)


EXHIBIT A


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any performance or
                    other triggers and events of default in accordance with the                  X^1
1122(d)(1)(i)       transaction agreements.

                    If any material servicing activities are outsourced to third parties,
                    policies and procedures are instituted to monitor the third party's           X
1122(d)(1)(ii)      performance and compliance with such servicing activities.

                    Any requirements in the transaction agreements to maintain a back-up                                  X
1122(d)(1)(iii)     servicer for the mortgage loans are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the
                    party participating in the servicing function throughout the reporting        X
                    period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)      accordance with the terms of the transaction agreements.

Cash Collection and Administration

                    Payments on mortgage loans are deposited into the appropriate
                    custodial bank accounts and related bank clearing accounts no more                                    X
                    than two business days following receipt, or such other number of days
1122(d)(2)(i)       specified in the transaction agreements.

                    Disbursements made via wire transfer on behalf of an obligor or to an                                 X
1122(d)(2)(ii)      investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash flows or
                    distributions, and any interest or other fees charged for such                                        X
                    advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)     transaction agreements.

                    The related accounts for the transaction, such as cash reserve
                    accounts or accounts established as a form of overcollateralization,                                  X
                    are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)      as set forth in the transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes
                    of this criterion, "federally insured depository institution" with                                    X
                    respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1 (b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent unauthorized access.                                 X

                    Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                    mathematically accurate; (B) prepared within 30 calendar days after
                    the bank statement cutoff date, or such other number of days specified                                X
                    in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)     such other number of days specified in the transaction agreements.


(page)



                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

Investor Remittances and Reporting

                    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                    the transaction agreements; (B) provide information calculated in                                     X
                    accordance with the terms specified in the transaction agreements; (C)
                    are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)       serviced by the Servicer.

                    Amounts due to investors are allocated and remitted in accordance with
                    timeframes, distribution priority and other terms set forth in the                                    X
1122(d)(3)(ii)      transaction agreements.

                    Disbursements made to an investor are posted within two business days
                    to the Servicer's investor records, or such other number of days                                      X
1122(d)(3)(iii)     specified in the transaction agreements.

                    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)      statements.

Pool Asset Administration

                    Collateral or security on mortgage loans is maintained as required by         X
1122(d)(4)(i)       the transaction agreements or related mortgage loan documents.

                    Mortgage loan and related documents are safeguarded as required by the        X
1122(d)(4)(ii)      transaction agreements

                    Any additions, removals or substitutions to the asset pool are made,
                    reviewed and approved in accordance with any conditions or                    X
1122(d)(4)(iii)     requirements in the transaction agreements.

                    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's
                    obligor records maintained no more than two business days after                                       X
                    receipt or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related mortgage loan documents.

                    The Servicer's records regarding the mortgage loans agree with the
                    Servicer's records with respect to an obligor's unpaid principal                                      X
1122(d)(4)(v)       balance.

                    Changes with respect to the terms or status of an obligor's mortgage
                    loans (e.g., loan modifications or re-agings) are made, reviewed and                                  X
                    approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)      agreements and related pool asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                    repossessions, as applicable) are initiated, conducted and concluded                                  X
                    in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)     the transaction agreements.

                    Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                    monthly basis, or such other period specified in the transaction                                      X
                    agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)    temporary (e.g., illness or unemployment).


(page)


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

                    Adjustments to interest rates or rates of return for mortgage loans
                    with variable rates are computed based on the related mortgage loan                                   X
1122(d)(4)(ix)      documents.

                    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                    interest on such funds is paid, or credited, to obligors in accordance                                X
                    with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)       specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                    dates, as indicated on the appropriate bills or notices for such                                      X
                    payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number
1122(d)(4)(xi)      of days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to be made
                    on behalf of an obligor are paid from the servicer's funds and not                                    X
                    charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)     obligor's error or omission.

                    Disbursements made on behalf of an obligor are posted within two
                    business days to the obligor's records maintained by the servicer, or                                 X
1122(d)(4)(xiii)    such other number of days specified in the transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are recognized                                  X
1122(d)(4)(xiv)     and recorded in accordance with the transaction agreements.

                    Any external enhancement or other support, identified in Item
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as
1122(d)(4)(xv)      set forth in the transaction agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transaction agreements.






EX-33 (f)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (g)
Management's Assertion

Report on Compliance with Applicable Servicing Critetia Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

US BANK NATIONAL ASSOCIA1ION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January l, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain explanations
                  for reconciling items. These reconciling
                  items are resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the terms
                  specified in the transaction agreements;
                  (C) are filed with the Commission as
                  required by its rules and regulations;
                  and (D) agree with the investors' or
                  trustee's records as to the total unpaid
                  principal balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool asset (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with
                  applicable pool asset documents and
                  state laws; and (C) such funds are
                  returned to the obligor within 30 calendar
                  days of full repayment of the related
                  pool assets, or such other number of days
                  specified in the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (h)
Management's Assertion

Report on Compliance with Applicable Servicing Critetia Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

US BANK NATIONAL ASSOCIA1ION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January l, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain explanations
                  for reconciling items. These reconciling
                  items are resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the terms
                  specified in the transaction agreements;
                  (C) are filed with the Commission as
                  required by its rules and regulations;
                  and (D) agree with the investors' or
                  trustee's records as to the total unpaid
                  principal balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool asset (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with
                  applicable pool asset documents and
                  state laws; and (C) such funds are
                  returned to the obligor within 30 calendar
                  days of full repayment of the related
                  pool assets, or such other number of days
                  specified in the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (i)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (j)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (k)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720)931-4000
Fax: (720)931-4444
www.ey.com

Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 Master Servicing Platform

Board of Directors
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria (the "Management Certification"), that Aurora Loan Services LLC (the "Company"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan master servicing compliance platform (the "Regulation AB Item 1122 Master Servicing Platform"), as defined in the Management Certification, as of and for the year ended December 31, 2006, except for criteria 1122(d)(l)(ii), 1122(d)(1)(iii), 1122(d)(2)(iii),
1122(d)(2)(vi), I122(d)(3)(i)(C), 1122(d)(4)(i), 1122(d)(4)(ii), 1122(d)(4)(iv)
through 1122(d)(4)(xiii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the Regulation AB Item 1122 Master Servicing Platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 Master Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 Master Servicing Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

A member firm of Ernst & Young Global Limited


(page)


(logo) ERNST & YOUNG

Ernst & Young LLP

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Regulation AB 1122 Master Servicing Platform, is fairly stated, in all material respects.

/s/ Ernst & Young,LLP

March 13, 2007

A member firm of Ernst & Young Global Limited

2





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 26, 2007





EX-34 (c)
(logo) HEIN & ASSOCIATES LLP
Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Clayton Fixed Income Services
Denver, Colorado

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Serving Criteria Report ("Management's Report"), that Clayton Fixed Income Services ("CFIS") complied with the following list of specified requirements pursuant to agreements with certain Trusts identified below. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: BNC 2006-2, SAIL 2006-BNC1, SAIL 2006-BNC2, SAIL 2006-2, SAIL 2006-3, SAIL 2006-4, SASCO 2006-AM1, SASCO
2006-BC1, SASCO 2006-BC2, SASCO 2006-BC3, SASCO 2006-BC-4, SASCO 2006-BC6, and
Soundview 2006-EQ2.

Clayton shall have prepared and made available on or about the 15th calendar day of each month the following reports (the "Reports"):

(i) The Watchlist Report including a listing of mortgage loans in any delinquency status, including current and paid off loans, and any additional comments by Clayton.

(ii) The Loss Severity Report providing a compilation and summary of all losses, indicating the loan loss severity for each mortgage pool.

(iii) The Mortgage Insurance Claims Report providing a summary of claims submitted to the PMI Insurer by the servicers, claim payment and denial information, and penalties accessed.

(iv) The Prepayment Premiums Report indicating prepayment premiums accessed or waived by each servicer.

(v)   The Analytics Report including statistical and/or graphical portrayals of:

      (A)  The delinquency trend

      (B)  Prepayment analysis, and

      (C)  The standard default assumptions

We have not examined any of the underlying information contained within the Reports, and as such, express no opinion related to the underlying information contained within the Reports.

Management is responsible for Clayton Fixed Income Services' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about Clayton Fixed Income Services' compliance based on our examination.

717 17th Street, 16th Floor
Denver, Colorado 80202-3323
Phone: 303-298-9600
Fax: 303-298-8118
www.heincpa.com

(logo) Celebrating 30 Years


(page)


Clayton Fixed Income Services
Page 2

Our examination was conducted in accordance with the attestation standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about Clayton Fixed Income Services' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Clayton Fixed Income Services' compliance with specified requirements.

In our opinion, except for items observed in the Management Report, management's assertion that Clayton Fixed Income Services complied with the aforementioned requirements during the period from January 1, 2006 to December 31, 2006 is fairly stated, in all material respects.

We have not examined any of the other assertions included in management's report and, accordingly, express no opinion on assertions not specifically identified above.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
March 15, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period") for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii);1122(d)(2)(i), (ii), (iii), (iv), (v), (vi),
(vii); 1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii),
(viii), (ix), (x), (xi), (xii), (xiii), (xiv), and (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 26, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (g)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(iii), 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(iv) through 1122 (d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (h)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(iii), 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(iv) through 1122 (d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (i)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (j)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (k)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)

(logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Depositor:      Structured Asset Securities Corporation
                745 7th Avenue, 8th Floor
                New York, NY 10019

Trustee:        U.S. Bank, N.A.
                One Federal Street, 3rd Floor
                Boston, MA 02110

Securities Administrator:
                Wells Fargo Bank, N.A.
                9062 Old Annapolis Road
                Columbia, MD 21045

Subject:         Annual Officer's Certification
Fiscal Year:     2006
Securitization:  SAS 2006-AM1

I, E. Todd Whittemore, the undersigned, a duly authorized officer of Aurora Loan Services LLC (the "Master Servicer"), do certify the following for the Calendar Year 2006:

1. A review of the activities of the Master Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement in all material aspects throughout 2006 (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, I have specifically identified to the Depositor, and the Trustee each such failure known to me and the nature and status thereof, including the steps being taken by the Master Servicer to remedy such default.


Certified by: AURORA LOAN SERVICES LLC

By:/s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President

(logo) EQUAL HOUSING
       LENDER


EX-35 (b)
(logo) CHASE

SUBSERVICER COMPLIANCE STATEMENT


RE: Structured Asset Securities Corp (SASCO) 2006-AM1: The Pooling and Servicing Agreement by and among U.S. Bank National Association as Trustee, Lehman Brothers Holdings Inc as Seller, Wells Fargo Bank, N.A. as Securities Administrator, SASCO c/o Lehman Brothers Holdings Inc. as Depositor, Clayton Fixed Income Services as Credit Risk Manager, Deutsche Bank National Trust Company as Custodian, Aurora Loan Services LLC as Master Servicer and JPMorgan Chase Bank NA as Servicer '(the "Agreement")

The undersigned, each a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

(1)     CHF is a Subservicer under the Agreement

(2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

(3) To the best of our knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.


Date: 02/28/2007

Chase Home Finance LLC,
as Subservicer


By: /s/Kim Greaves
Name:  Kim Greaves
Title: Senior Vice President
       Servicing Manager

By: /s/Jim Miller
Name:  Jim Miller
Title: Senior Vice President
       Default Servicing Manager





EX-35 (e)
(logo) CHASE

SERVICER COMPLIANCE STATEMENT

RE: Structured Asset Securities Corp (SASCO) 2006-AM1 : The Pooling and Servicing Agreement by and among JPMorgan Chase Bank, NA c/o CHF LLC as Servicer, U.S. Bank National Association as Trustee, Lehman Brothers Holdings Inc as Seller, Wells Fargo Bank, N.A. as Securities Administrator, SASCO c/o Lehman Brothers Holdings Inc. as Depositor, Clayton Fixed Income Services as Credit Risk Manager, Deutsche Bank National Trust Company as Custodian, Aurora Loan Services LLC as Master Servicer and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as servicer (the "Servicer") pursuant to the Structured Asset Securities Corp (SASCO) 2006-AM1 (The "Agreement"), does hereby certify that:

(1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Date: 02/28/2007

JPMorgan Chase Bank,
National Association,
as Servicer

By:/s/David Lowman
Name:  David Lowman
Title: Executive Vice President





EX-35 (i)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


                Series                                                                  Shelf
BNC 2006-2      BNC Mortgage Loan Trust 2006-2                                          Lehman          106     713
BAF 2006-7      Banc of America Funding 2006-7 Trust                                    Bank of America 106     S05
BAF 2006-8T2    Banc of America Funding 2006-8T2 Trust                                  Bank of America 106     S06
BAF 2006-G      Banc of America Funding 2006-G Trust                                    Bank of America 708     444
BST 2006-2      Bear Steams ARM Trust 2006-2                                            Bear Stearns    708     342
BSL 2006-5      Bear Steams ALT-A Trust 2006-5                                          Bear Stearns    708     348
BSA 2006-3      Bear Steams Asset Backed Securities I Trust 2006-3                      Bear Stearns    708     368
BSL 2006-4      Bear Stearns ALT-A Trust 2006-4                                         Bear Stearns    708     369
BSA 2006-SD4    Bear Steams Asset Backed Securities Trust 2006-SD4                      Bear Stearns    708     457
CMLTI 2006-FX1  Citigroup Mortgage Loan Trust 2006-FX1                                  Citigroup       106     C19
DAL 2006-AR6    Deutsche Alt-A Securities Mortgage Loan Trust, Series 2006-AR6          Deutsche        106     X20
GSA 2006-15     GSAA Home Equity Trust 2006-15                                          Goldman Sachs   106     G15
GSA 2006-8      GSAA Home Equity Trust 2006-8                                           Goldman Sachs   708     B77
JPMMT 2006-S3   J.P. Morgan Mortgage Trust 2006-S3                                      JP Morgan       708     380
JPMMT 2006-A6   J.P. Morgan Mortgage Trust 2006-A6                                      JP Morgan       708     455
JPMMT 2006-Al   J.P. Morgan Mortgage Trust 2006-Al                                      JP Morgan       708     B10
JPMAC 2006-WF1  J.P. Morgan Mortgage Acquisition Trust 2006-WF1                         JP Morgan       708-396
SAIL 2006-BN1   Structured Asset Investment Loan Trust 2006-BNC1                        Lehman          106     713
SAIL 2006-BN2   Structured Asset Investment Loan Trust 2006-BNC2                        Lehman          106     717
SAIL 2006-BN3   Structured Asset Investment Loan Trust 2006-BNC3                        Lehman          106     725
SARM 2006-5     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-5           Lehman          708     345
SAIL 2006-4     Structured Asset Investment Loan Trust 2006-4                           Lehman          708     364
SASC 2006-WF2   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF2    Lehman          708     367
SARM 2006-6     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-6           Lehman          708     373
SASC 2006-WF3   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF3    Lehman          708     441
LMT 2006-5      Lehman Mortgage Trust 2006-5                                            Lehman          708     442
SARM 2006-8     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-8           Lehman          708     450
SAIL 2006-1     Structured Asset Investment Loan Trust 2006-1                           Lehman          708     B02
SARM 2006-2     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-2           Lehman          708     B40
SASC 2006-BC1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC1    Lehman          708     B41
SAIL 2006-2     Structured Asset Investment Loan Trust 2006-2                           Lehman          708     B47
SARM 2006-1     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-1           Lehman          708     B56
SASC 2006-WF1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-WF1    Lehman          708     B58
SARM 2006-4     Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4           Lehman          708     B76
SASC 2006-AM1   Structured Asset Securities Corporation Mortgage Loan Trust 2006-AM1    Lehman          103     716
MLM 2006-A04    Merrill Lynch Mortgage Investors Trust, Series 2006-A4                  Merrill Lynch   708     376
MLM 2006-AF1    Merrill Lynch Mortgage Investors Trust, Series 2006-AF1                 Merrill Lynch   708     454
MLC 2006-3      Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3              Merrill Lynch   708     832
MLM 2006-A03    Merrill Lynch Mortgage Investors Trust, Series 2006-A3                  Merrill Lynch   708     B31
MSML 2006-2     Morgan Stanley Mortgage Loan Trust 2006-2                               Morgan Stanley  106     P39
MSML 2006-7     Morgan Stanley Mortgage Loan Trust 2006-7                               Morgan Stanley  106     P46
MSML 2006-11    Morgan Stanley Mortgage Loan Trust 2006-11                              Morgan Stanley  106     P56
MSML 2006-12X   Morgan Stanley Mortgage Loan Trust 2006-12XS                            Morgan Stanley  106     P65
MSML 2006-13AR  Morgan Stanley Mortgage Loan Trust 2006-13ARX                           Morgan Stanley  106     P66



(page)



NHEL 2006-WF1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-WF1  Nomura          106     Q54
NHEL 2006-HE1   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2006-HE1  Nomura          708     H02
MASTR 2006-1    Mastr Asset Securitization Trust 2006-1                                 UBS             708     H02
MARM 2006-2     MASTR Adjustable Rate Mortgages Trust 2006-2                            UBS             708     H04
MASTR 2006-2    MASTR Asset Securitization Trust 2006-2                                 UBS             708     Q54
WFHET 2006-3    Wells Fargo Home Equity Asset-Backed Securities 2006-3 Trust            Wells Fargo     708     843
WFMBS 2006-1    Wells Fargo Mortgage Backed Securities 2006-1 Trust                     Wells Fargo     708     JD
WFMBS 2006-2    Wells Fargo Mortgage Backed Securities 2006-2 Trust                     Wells Fargo     708     JD
WFMBS 2006-3    Wells Fargo Mortgage Backed Securities 2006-3                           Wells Fargo     708     JD
WFMBS 2006-4    Wells Fargo Mortgage Backed Securities 2006-4 Trust                     Wells Fargo     708     JD
WFMBS 2006-5    Wells Fargo Mortgage Backed Securities 2006-5 Trust                     Wells Fargo     708     JD
WFMBS 2006-6    Wells Fargo Mortgage Backed Securities 2006-6 Trust                     Wells Fargo     708     JD
WFMBS 2006-7    Wells Fargo Mortgage Backed Securities 2006-7 Trust                     Wells Fargo     708     JD
WFMBS 2006-8    Wells Fargo Mortgage Backed Securities 2006-8 Trust                     Wells Fargo     708     JD
WFMBS 2006-9    Wells Fargo Mortgage Backed Securities 2006-9 Trust                     Wells Fargo     708     JD
WFMBS 2006-10   Wells Fargo Mortgage Backed Securities 2006-10 Trust                    Wells Fargo     708     JD
WFMBS 2006-11   Wells Fargo Mortgage Backed Securities 2006-11 Trust                    Wells Fargo     708     JD
WFMBS 2006-12   Wells Fargo Mortgage Backed Securities 2006-12 Trust                    Wells Fargo     708     JD
WFMBS 2006-13   Wells Fargo Mortgage Backed Securities 2006-13 Trust                    Wells Fargo     708     JD
WFMBS 2006-14   Wells Fargo Mortgage Backed Securities 2006-14 Trust                    Wells Fargo     708     JD
WFMBS 2006-15   Wells Fargo Mortgage Backed Securities 2006-15 Trust                    Wells Fargo     708     JD
WFMBS 2006-16   Wells Fargo Mortgage Backed Securities 2006-16 Trust                    Wells Fargo     708     JD
WFMBS 2006-17   Wells Fargo Mortgage Backed Securities 2006-17 Trust                    Wells Fargo     708     JD
WFMBS 2006-18   Wells Fargo Mortgage Backed Securities 2006-18 Trust                    Wells Fargo     708     JD
WFMBS 2006-19   Wells Fargo Mortgage Backed Securities 2006-19 Trust                    Wells Fargo     708     JD
WFMBS 2006-20   Wells Fargo Mortgage Backed Securities 2006-20 Trust                    Wells Fargo     708     JD
WFMBS 2006-A10  Wells Fargo Mortgage Backed Securities 2006-AR10 Trust                  Wells Fargo     708     JD
WFMBS 2006-Al1  Wells Fargo Mortgage Backed Securities 2006-AR11 Trust                  Wells Fargo     708     JD
WFMBS 2006-A12  Wells Fargo Mortgage Backed Securities 2006-AR12 Trust                  Wells Fargo     708     JD
WFMBS 2006-A13  Wells Fargo Mortgage Backed Securities 2006-AR13 Trust                  Wells Fargo     708     JD
WFMBS 2006-A14  Wells Fargo Mortgage Backed Securities 2006-AR14 Trust                  Wells Fargo     708     JD
WFMBS 2006-A15  Wells Fargo Mortgage Backed Securities 2006-AR15 Trust                  Wells Fargo     708     JD
WFMBS 2006-A16  Wells Fargo Mortgage Backed Securities 2006-AR16 Trust                  Wells Fargo     708     JD
WFMBS 2006-A17  Wells Fargo Mortgage Backed Securities 2006-AR17 Trust                  Wells Fargo     708     JD
WFMBS 2006-A18  Wells Fargo Mortgage Backed Securities 2006-AR18 Trust                  Wells Fargo     708     JD
WFMBS 2006-A19  Wells Fargo Mortgage Backed Securities 2006-AR19 Trust                  Wells Fargo     708     JD
WFMBS 2006-AR1  Wells Fargo Mortgage Backed Securities 2006-AR1 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR2  Wells Fargo Mortgage Backed Securities 2006-AR2 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR3  Wells Fargo Mortgage Backed Securities 2006-AR3 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR4  Wells Fargo Mortgage Backed Securities 2006-AR4 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR5  Wells Fargo Mortgage Backed Securities 2006-AR5 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR6  Wells Fargo Mortgage Backed Securities 2006-AR6 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR7  Wells Fargo Mortgage Backed Securities 2006-AR7 Trust                   Wells Fargo     708     JD
WFMBS 2006-AR8  Wells Fargo Mortgage Backed Securitues 2006-AR8 Trust                   Wells Fargo     708     JD
